Form 10-K
period 2003-12-31
BMW VEHICLE OWNER TRUST 2001-A; BMW FS SECURITIES LLC
filed 2004-03-26
CIK 1139903, 1136586

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-K


[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

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

           NOT APPLICABLE.

PART IV

Item 16. Exhibits, Financial Statement Schedules and Reports on Form 8-K

           (a) The following documents are filed as part of this report:

                     (1) Financial Statements:

                     NOT APPLICABLE.

                     (2) Financial Statement Schedules:

                     NOT APPLICABLE.

                     (3)  Exhibits:

                     (3)  Exhibits:


           Exhibit 20.1 Current Reports on Form 8-K filed during period covered by this report for (i) the January 27, 2003 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2001-A Form 8-K filed on March 31, 2003, file number 333-56802-01), (ii) the February 25, 2003
Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2001-A Form 8-K filed on March 31, 2003, file number 333-56802-01), (iii) the March 25, 2003 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2001-A Form 8-K filed on March 25, 2003, file number 333-56802-01), (iv) the April 25, 2003 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2001-A Form 8-K filed on April 25, 2003, file number 333-56802-01), (v) the May 27, 2003 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2001-A Form 8-K filed on May 29, 2003, file number 333-56802-01), (vi) the June 25, 2003
Distribution Date (incorporated herein by reference to the BMW Vehicle Owner

Trust 2001-A Form 8-K filed on June 25, 2003, file number 333-56802-01), (vii) the July 25, 2003 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2001-A Form 8-K filed on July 25, 2003, file number 333-56802-01), (viii) the August 25, 2003 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2001-A Form 8-K filed on August 25, 2003, file number 333-56802-01), (ix) the September 25, 2003 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2001-A Form 8-K filed on September 25, 2003, file number 333-56802-01), (x) the October 27, 2003 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2001-A Form 8-K filed on October 27, 2003, file number 333-56802-01), (xi) the November 25, 2003 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2001-A Form 8-K filed on November 25, 2003, file number 333-56802-01) and (xii) the December 26, 2003 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2001-A Form 8-K filed on December 29, 2003, file number 333-56802-01)

              Exhibit 99.1         Annual Servicer Statement of Compliance

              Exhibit 99.2 Annual Statement of Independent Accountants Report for the Servicer

              Exhibit 99.3         Management Assertion

              Exhibit 99.4 Certification Pursuant to the Sarbanes-Oxley Act of 2002

           (b) Reports on Form 8-K: All reports filed on Form 8-K required to be disclosed are identified above in response to Item 16(a).

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

                                             BMW FS Securities LLC
                                             BMW Vehicle Owner Trust 2001-A

                            Signed: BMW Financial Services NA, LLC, as Servicer

Date: March 26, 2004                            By: /s/ Gerald Holzmann
                                                   -----------------------------
                                                   Gerald Holzmann
                                                   Chief Financial Officer

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

                                 EXHIBIT INDEX

Exhibit     Description

99.1       Servicer's Annual Statement of Compliance
99.2       Servicer's Annual Independent Accountant's Report
99.3       Management Assertion
99.4       Certification Pursuant to the Sarbanes-Oxley Act of 2002